Form 10-K
period 1998-12-31
ILLINOIS POWER SECURITIZATION LIMITED LIABILITY CO
filed 1999-04-01
CIK 1069784

UNITED STATES


                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                                FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15d OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
              GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K AND
       IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1998

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from September 10, 1998 to December 31, 1998.

                 Registrant, State of
                 Incorporation, Address
Commission       of Principal Executive                    I.R.S. Employer
File Number      Offices and Telephone Number              Identification No.


333-63537        Illinois Power Securitization             37-1376566
                    Limited Liability Company
                 (a Delaware Limited Liability Company)
                 c/o Illinois Power Company
                 500 S. 27th Street
                 Decatur, IL  62521-2200
                 (217) 450-2435

                 Illinois Power Special Purpose Trust
                 (Issuer of Securities)
                 c/o Illinois Power Company
                 500 S. 27th Street
                 Decatur, IL  62521-2200
                 (217) 450-2435

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

                   Documents Incorporated by Reference

   Not applicable.

            ILLINOIS POWER SECURITIZATION LIMITED LIABILITY COMPANY

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1998



                                 TABLE OF CONTENTS

Part I                                                              Page

     Item 1.   Business                                               4
                  General                                             4
     Item 2.   Properties                                             6
     Item 3.   Legal Proceedings                                      6
     Item 4.   Submission of Matters to a Vote of
                Security Holders                                      6

Part II

     Item 5.   Market for Registrant's Common Equity
                and Related Stockholder Matters                       7
     Item 6.   Selected Financial Data                                8
     Item 7.   Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                 8
     Item 7A.  Quantitative and Qualitative
                Disclosures About Market Risk                         9
     Item 8.   Financial Statements and Supplementary
                Data                                                  9
     Item 9.   Changes in and Disagreements With
                Accountants on Accounting and
                Financial Disclosure                                  9

Part III

     Item 10.  Directors and Executive Officers of
                the Registrant                                       10
     Item 11.  Executive Compensation                                10
     Item 12.  Security Ownership of Certain
                Beneficial Owners and Management                     10
     Item 13.  Certain Relationships and Related
                Transactions                                         10

Part IV

     Item 14.  Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                   10


Signatures                                                           12

Exhibit Index                                                        14

                                PART I


ITEM 1.   Business

     General


        Illinois Power Securitization Limited Liability Company (the Grantee), is a special purpose Delaware limited liability company, whose sole member is Illinois Power (IP). The Grantee was organized on September 10, 1998, for the principal purposes of:

     a) initially owning the Intangible Transition Property (ITP) established by the Transitional Funding Orders (TFO), as described below,

     b) entering into a Servicing Agreement with Illinois Power Company as the Servicer in respect of the ITP,

     c) assigning all of its right, title and interest in the ITP and the Servicing Agreement to the Illinois Power Special Purpose Trust (the
          Note Issuer), and

     d) engaging in only those other activities incidental thereto and necessary, suitable or convenient thereto.

         The Grantee's limited liability company agreement requires it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Illinois Power Company in the event that Illinois Power Company becomes subject to such a proceeding.

         The Grantee has no employees and has entered into a servicing agreement with Illinois Power Company, (the Servicer). Pursuant to the Servicing Agreement, the Servicer is responsible for servicing, managing, and receiving, Instrument Funding Charges (IFC). In addition, the Grantee has entered into an Administration Agreement with Illinois Power Company pursuant to which IP performs administrative and operational duties for the Grantee.

         The Grantee is a recently formed special purpose limited liability company whose only material business conducted has been the assignment of all of its right, title, and interest in the ITP, Servicing Agreement and certain other related assets to the Note Issuer in exchange for the proceeds of the Notes. The Grantee, in turn distributed the proceeds of the Notes, net of expenses, to Illinois Power Company, in consideration of the Grantee's receipt of the ITP.

         The Note Issuer is a statutory business trust formed under the laws of the State of Delaware, with First Union Trust Company, N.A. serving as trustee under a trust agreement. The Trust was created for the specific purpose of:

     a)   acquiring and owning the ITP and other Note collateral,

     b)   issuing and registering the Notes,

     c) pledging its interest in the ITP and other note collateral pursuant to the terms of the Indenture,

     d)   making payments on the Notes,

     e)   distributing amounts released to the Trust and

     f)   performing   other  activities  that  are  necessary,   suitable,   or
          convenient to accomplish these purposes.

        The Trust Agreement will not permit the trustees to engage in any activities not directly related to the Note financing.

        The only material business conducted by the Note Issuer has been the acquisition of ITP and the Issuance on December 22, 1998 of Class A-1 through Class A-7 (the "Notes"), with scheduled maturities ranging from 18 months to ten years and final maturities ranging from 3 1/2 to 12 years. The specific interest rate and maturity of each class of Notes is disclosed herein in Note 4 of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the Note Issuer and Harris Trust and Savings Bank, as trustee (the "Indenture"). The Note Issuer has no employees.

        Intangible Transition Property (ITP)

        The Transitional Funding Order (the 1998 TFO) issued by the Illinois Commerce Commission (ICC) on September 10, 1998, created and established the 1998 ITP in the amount of $1.634 billion, and authorized the imposition and collection of the IFC charges. IFC charges constitute separate nonbypassable usage-based charges expressed in cents per kilowatt-hour payable by customers in an aggregate amount sufficient to repay in full the Notes, fund the
Overcollateralization Subaccount, and pay all related fees and expenses. The 1998 TFO entitles the Trust, as the assignee of the 1998 ITP from the Grantee, to receive the payments made pursuant to the IFC Charges from all Customers through December 31, 2008, or, if later, until the Trust has received IFC Collections sufficient to retire all the outstanding Offered Notes and cover related fees and expenses. Subsequent TFO's may authorize and create additional ITP and additions to IFC charges in order to pay interest and principal on other series of notes to be issued in connection therewith, together with related fees, expenses and the required overcollateralization level and required capital level established with respect to that series of notes.

        In order to enhance the likelihood that the IFC collections which are remitted to the collections account will be sufficient to make the specified payments, the Servicing Agreement and the 1998 TFO require the Servicer to calculate and implement adjustments to the IFC charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the transition property, the notes and the certificates, and the rate of delinquencies and write-offs. The initial adjustment date for the Notes is July 1, 1999.

Item 2.   Properties

        The Grantee has no material physical properties. Its primary asset is its ownership interest in the Trust.

        The Note Issuer (the Trust) has no material physical properties. Its primary asset is the receivable from IP for the ITP.


Item 3.   Legal Proceedings
None.

Item 4.   Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction I of Form 10-K.

                                PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

Sale of Unregistered Securities. There is no established public trading market for the Grantee's equity securities. All of the grantee's equity is owned by Illinois Power Company. IP established its membership interest in the grantee in September 1998 for $1,000. Such a purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The grantee has made no other sales of unregistered securities. The Grantee is the sole owner of the Note Issuer.

Restricted Payments. The Indenture prohibits the Note Issuer from making any distributions to any owner of its beneficial interests unless no default has occurred and is continuing thereunder and that such distributions would not cause the book value of the remaining equity of the Note Issuer to decline below 0.50% of the initial principal amount of all series of Notes issued and outstanding. The Note Issuer will not, except as contemplated by the Basic Documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. The Note Issuer will not directly, or indirectly make payments to or distributions from the Collection account except in accordance with the Indenture and Basic Documents. As of December 31, 1998, the Note Issuer had not made any distributions to its owner.

Use of Proceeds. The Note Issuer's Registration Statement on Form S-3, as amended (Registration No. 333-63537), registering $864,000,000 in principal amount of Notes was filed with the commission on December 9, 1998, and declared effective on December 9, 1998. All Notes offered in such offering were sold by the Trust on December 22, 1998. Merrill Lynch and Salomon Smith Barney were the managing underwriters of the offering.

        The amount of each class of Notes issued by the Trust and sold and the respective sale prices are shown below:

                   Interest         Principal Amount         Sale
                     Rate             Registered            Price

Class A-1 Notes      5.39%         $110,000,000         $109,998,933
Class A-2 Notes      5.26%          100,000,000           99,996,360
Class A-3 Notes      5.31%           80,000,000           79,999,296
Class A-4 Notes      5.34%           85,000,000           84,995,410
Class A-5 Notes      5.38%          175,000,000          174,985,405
Class A-6 Notes      5.54%          175,000,000          174,990,638
Class A-7 Notes      5.65%          139,000,000          138,950,961
                                    -----------          -----------
                                   $864,000,000         $863,917,002

        From the effective date of the Registration Statement to December 31, 1998, the amount of expenses incurred for the account of the Note Issuer in connection with the issuance and distribution of the Notes totaled $4,184,498 in underwriting discounts and commissions, $280,192 for expenses paid to or for underwriters, and $457,846 for other expenses for a total of $4,922,536 of expenses. After deducting the foregoing expenses, the net proceeds to the Note Issuer were $859,077,464. The Note Issuer believes that these are reasonable estimates of the respective expenses incurred during this time period in connection with the offer and sale of the Notes. No expenses were paid either directly or indirectly to managers or affiliates of the Note Issuer during this period.

Noteholder. As of March 27, 1999, the sole holder of record of the Notes was Cede & Co., as nominee of the DTC. The Notes are not traded on any established trading market.


Item 6.   Selected Financial Data

Omitted pursuant to Instruction I of Form 10-K.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following analysis of the Grantee's and Note Issuer's consolidated results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

        As discussed above under Item 1 (Business), the Note Issuer is a newly organized entity established in December 1998 for limited purposes. As discussed above under Item 5, on December 22, 1998 the Note Issuer issued Transitional Funding Notes and transferred the next proceeds in exchange for the assignment of all rights, title and interest in Transition Property from the Illinois Power Securitization Limited Liability Company (Grantee), a special purpose Delaware limited liability company, whose sole member is Illinois Power. As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees and incidental investment interest income.

In 1998, income generated from the Transition Property receivable was $1,242,795. The Note Issuer also earned $5,677 in interest from other investments. Interest expense of $1,185,795 relates to interest on the Notes and the amortization of debt issuance expenses and the discount on the Notes. The
Note Issuer also incurred servicing fees of $54,000.

The Note Issuer expects to use collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the

Notes and (3) the fees charged by Illinois Power Company for servicing the Transition Property receivable and providing administrative services to the Note Issuer. For each of the years 1999 through 2008, the Note Issuer has annual long-term debt maturities of $86.4 million.

Collections of IFC charges are currently meeting expectations. For the first quarter of 1999, collections were sufficient to cover scheduled payments on the Notes and related expenses. Such collections resulted in a surplus of approximately $880,600 after deducting scheduled payments on the Notes and related expenses. The excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of IFC charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

The Note Issuer does not expect any material adverse impact on the Note Issuer or its financial position or results of operations as a result of any inability of the computer systems that it relies on to recognize the year 2000.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Grantee is exposed to non-trading market risk through its ownership interest in the Trust. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is measured through various means, including VaR models. VaR represents the potential losses for an instrument or portfolio resulting from hypothetical adverse changes in market factors for a specified time period and confidence level. It does not represent the maximum loss that may occur. Future gains and losses will differ from those estimated, based on actual fluctuations in market rates, operating expenses, and the timing thereof during the year. The Grantee is exposed to interest rate risk as a result of the Trust's issuance of fixed-rate debt in December 1998. Interest rate risk is the exposure of an entity's financial condition to adverse movements in interest rates. The Trust's debt portfolio VaR was calculated based on a variance/covariance methodology using the RiskMetrics FourFifteen TM model. VaR was calculated based on a 95 percent confidence factor and a holding period of one business day. Interest rate risk as measured by VaR at December 31, 1998 was $4.6 million.

Item 8.   Financial Statements and Supplementary Data

The financial statements and related financial information required to be filed hereunder are indexed on page 10 of this report and are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

None.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

Omitted pursuant to Instruction I of Form 10-K.


Item 11.  Executive Compensation

Omitted pursuant to Instruction I of Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Omitted pursuant to Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Omitted pursuant to Instruction I of Form 10-K.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) The following documents are filed as a part of this report:

          (1)  Financial  Statements:   The  following   consolidated  financial
               statements of the Grantee and report of independent accountants are included in Item 8, Page 9:
                                                                   Page
                    Report of Independent Accountants               15
                    Consolidated Balance Sheet at
                       December 31, 1998                            16
                    Consolidated Statements of Income
                       and Changes in Member's Equity
                       for the period from September 10,
                       1999 (date of inception) to
                       December 31, 1998                            17
                    Consolidated Statements of Cash Flows
                       for the period from September 10,
                       1999 (date of inception) to
                       December 31, 1998                            18
                    Notes to Consolidated Financial Statements      19

          (2)  Exhibits required to be filed by Item 601 of Regulation S-K:
               3.1  Certificate of Formation of the Registrant (1)
               3.2 Amended and Restated Limited Liability Agreement of the Registrant (1)
               4.1  Declaration of Trust of the Trust (1)

               4.2  Form of Transitional Funding Trust Note (1)
               4.3  Indenture (2)
              10.1  Sale Agreement (2)
              10.2  Grant Agreement (2)
              10.3  Servicing Agreement (2)
              10.4  Administration Agreement (1)
              10.5  Remediation Agreement (2)
              23.1 Consent of PricewaterhouseCoopers LLP with respect to the Registrant
              27.1  Financial Data Schedule

     (b) Reports during the quarter ended December 31, 1998 on Form 8-K since September 10, 1998:
            Report filed on Form 8-K on December 22, 1998 under Item 5 "Other Events":
               Other Events:  Registrant  filed corrected Form T-1, Statement of
                    Eligibility Under the Trust Indenture Act of 1939, of Harris Trust and Savings Bank as Exhibit 25 to the Registration Statement on Form S-3, as amended.

            Report filed on Form 8-K on January 13, 1999 under Item 5 "Other Events":
               Other Events:  Registrant filed certain exhibits in
                              connection with the public offering and
                              sale by Illinois Power Special Purpose
                              Trust of an aggregate principal amount of $864,000,000 of Transitional Funding
                              Notes, Series 1998-1, under the
                              Registration Statement on Form S-3, as
                              amended.

-------------
     (1) Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Registration Statement on Form S-3 No. 333-63537.

     (2) Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Current Report on Form 8-K dated December 22, 1998 and filed on January 13, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINOIS POWER SECURITIZATION LIMITED LIABILITY COMPANY
           (REGISTRANT)

                                                              Date

By /s/Elizabeth S. Eldridge
   ----------------------------------
      Elizabeth S. Eldridge, Manager

By /s/Douglas K. Johnson
   ----------------------------------
      Douglas K. Johnson, Manager

By                                                         March 31, 1999
   ----------------------------------
      Daniel L. Mortland, Manager

By ----------------------------------
      Cynthia G. Steward, Manager

By ----------------------------------
      Eric B. Weekes, Manager

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Signature                                      Title            Date

By /s/Elizabeth S. Eldridge
   ----------------------------------
      Elizabeth S. Eldridge                   Manager

By /s/Douglas K. Johnson
   ----------------------------------
      Douglas K. Johnson                      Manager

By                                                             March 31, 1999
   ----------------------------------
      Daniel L. Mortland                      Manager

By ----------------------------------
      Cynthia G. Steward                      Manager

By ----------------------------------
      Eric B. Weekes                          Manager

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINOIS POWER SECURITIZATION LIMITED LIABILITY COMPANY
           (REGISTRANT)

                                                                Date

By  --------------------------------
      Elizabeth S. Eldridge, Manager

By  --------------------------------
      Douglas K. Johnson, Manager

By /s/Daniel L. Mortland                                       March 31, 1999
   ----------------------------------
      Daniel L. Mortland, Manager

By /s/Cynthia G. Steward
   ----------------------------------
      Cynthia G. Steward, Manager

By /s/Eric B. Weekes
  -----------------------------------
      Eric B. Weekes, Manager

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Signature                                      Title            Date

By  ---------------------------------
      Elizabeth S. Eldridge                   Manager

By  ---------------------------------
      Douglas K. Johnson                      Manager

By /s/Daniel L. Mortland                                       March 31, 1999
   ----------------------------------
      Daniel L. Mortland                      Manager

By /s/Cynthia G. Steward
   ----------------------------------
      Cynthia G. Steward                      Manager

By /s/Eric B. Weekes
   ----------------------------------
      Eric B. Weekes                          Manager

INDEX TO EXHIBITS


Exhibit Number               Description
--------------               -----------


23.1                         Consent of PricewaterhouseCoopers LLP

27.1                         Financial Data Schedule

                        Report of Independent Accountants



February 26, 1999

To the Member of Illinois Power
Securitization Limited Liability Company



In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of changes in member's equity and of cash flows present fairly, in all material respects, the financial position of Illinois Power Securitization Limited Liability Company (the Company) and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for the period from September 10, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.








/s/PricewaterhouseCoopers LLP

                  Illinois Power Securitization Limited Liability Company

                           CONSOLIDATED BALANCE SHEET

                                   December 31, 1998
                                                                  (in thousands)
--------------------------------------------------------------------------------
                                         Assets
Current Assets
--------------
  Cash and cash equivalents                                                $107
  Current portion of receivable from IP
    for Intangible Transition Property                                   86,400
  Receivable from IP for Instrument Funding Charges                       3,394
                                                                        -------

          Total Current Assets                                           89,901

Noncurrent Assets
-----------------
  Restricted funds                                                        4,226
  Receivable from IP for Intangible Tranisition Property                775,440
  Unamortized debt issuance expenses                                      4,827

          Total Noncurrent Assets                                       784,493
                                                                        -------

          TOTAL ASSETS                                                $ 874,394
                                                                        =======


                    Liabilities and Member's Equity
Current Liabilities
-------------------
  Accounts payable to IP for servicing fees                                  54
  Accrued interest                                                        1,173
  Current portion of long term debt                                      86,400
                                                                        -------

          Total Current Liabilities                                      87,627

Long-term Liabilities
---------------------
  Accounts payable to IP for overcollateralization                           11
  Long-term debt                                                        773,884
  Deferred credit                                                         4,910
                                                                        -------

          Total Liabilities                                             866,432

Member's Equity
---------------
  Member's equity                                                         4,321
  Less: equity contribution due from IP                                      (1)
                                                                        -------
  Subtotal                                                                4,320
  Retained earnings                                                       3,642
                                                                        -------

          Total Member's Equity                                          12,282
                                                                        -------


          TOTAL LIABILITIES AND MEMBER'S EQUITY                        $878,714
                                                                        =======


The accompanying notes are an integral part of these financial statements.

                  Illinois Power Securitization Limited Liability Company

              CONSOLIDATED STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY

 For the Period from September 10, 1998 (date of inception) to December 31, 1998


                                                                  (in thousands)
--------------------------------------------------------------------------------
Revenues
  Interest income                                                        $1,179
  Miscellaneous income                                                       69
                                                                        -------

          Total Revenues                                                  1,248

Expenses
  Amortization of debt discount & expense                                    12
  Interest expense                                                        1,173
  Servicing expenses                                                         54
                                                                        -------

          Total Expenses                                                  1,239
                                                                        -------



Net Income                                                                   $9
                                                                        =======


  Member's equity at inception (September 10, 1998)                           -
  Net income                                                                  9
  Adjustment to fair value due to quasi-reorganization                    3,633
  Contributed equity                                                      4,321
                                                                        -------

Member's Equity at End of Period                                          7,963
                                                                        =======


The accompanying notes are an integral part of these financial statements.

                Illinois Power Securitization Limited Liability Company

                        CONSOLIDATED STATEMENT OF CASH FLOWS

 For the Period from September 10, 1998 (date of inception) to December 31, 1998

                                                                  (in thousands)
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                                 $9
  Items not requiring (providing) cash:
    Amortization of deferred credit                                         (12)
    Amortization of debt issuance expenses and
      discount on long-term debt                                             12
  Changes in operating assets and liabilities:
    Change in accounts receivable                                        (3,395)
    Change in accounts payable
      Accounts payable to IP for servicing fees                              54
      Accrued interest                                                    1,173
                                                                        -------

    Net Cash Used in Operating Activities                              $ (2,159)
                                                                        -------


Cash Flows from Investing Activities:
  Purchase of Intangible Transition Property                           (861,840)
  Increase in deferred debt issuance expenses                             4,922
                                                                        -------


    Net Cash Used in Investing Activities                             $(856,918)
                                                                        --------

Cash Flows from Financing Activities:
  Proceeds from issuance of Transitional Funding Notes                   863,917
  Debt issuance expenses                                                 (4,839)
  Increase in restricted funds                                           (4,215)
  Equity contribution from IP                                              4,321
                                                                        --------

    Net Cash Provided by Financing Activities                          $859,184
                                                                       --------

Net Increase in Cash                                                   $    107
Cash at Inception                                                            -
                                                                        -------
Cash at End of Period                                                  $    107
                                                                        =======

Noncash Transaction:
Debt issuance expenses deducted from proceeds received from
  the issuance of the Transitional Funding Notes                       $  4,185
Cash paid for interest:                                                $     -


The accompanying notes are an integral part of these financial statements.

             Illinois Power Securitization Limited Liability Company

                          NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation

The financial statements include the accounts of Illinois Power Securitization Limited Liability Company (IPS), a special purpose Delaware limited liability company, whose sole member is Illinois Power Company (IP). The financial statements also include the accounts of Illinois Power Special Purpose Trust (Trust), a special purpose Delaware business trust, whose sole owner is IPS. IP, a subsidiary of Illinova Corporation (Illinova), is engaged in the production, purchase, transmission, distribution and sale of electricity to a diverse base of customers. IPS was formed on September 10, 1998, for the exclusive purposes of (i) initially owning the "intangible transition property" (described below),
(ii) assigning all of its right, title and interest in the intangible transition property and the Intangible Transition Property Servicing Agreement (Servicing Agreement) to the Trust, and (iii) entering into the servicing agreement with IP (the Servicer) in respect to the intangible transition property. The Trust was formed on December 1, 1998, for the exclusive purpose of issuing Transitional Funding Trust Notes (Notes) and remitting the proceeds to IPS in consideration for the transferring of IPS' interest in the intangible transition property (described below). IPS, in turn, remitted the net proceeds to IP in consideration for the intangible transition property that will be vested in IPS. The Trust is a special purpose Delaware business trust which issued Notes secured by the intangible transition property to investors and remitted the proceeds to IPS in consideration for the transferring of its interest in the intangible transition property. IPS, in turn, remitted the net proceeds to IP in consideration for IP's actions in applying for and obtaining the Transitional Funding Order from the Illinois Commerce Commission (ICC) creating the intangible transition property in IPS. The Notes were issued December 22,1998.

IPS was organized solely to acquire, own, hold, administer, service or enter into agreements regarding the receipt and servicing of intangible transition property, along with certain other related assets. The Trust was organized with the sole purpose of limited business activities as are necessary or reasonably related to the issuance of the Notes. IPS and the Trust are structured and are to be operated in a manner such that even in the event of bankruptcy proceedings against IP, the assets of IPS and the Trust will not be consolidated into the bankruptcy estate of IP.

The intangible transition property is the separate property right, as created under the Transitional Funding Order issued by the ICC to IP on September 10, 1998, including, without limitation, the right, title and interest to impose and collect instrument funding charges (IFC). IFC's are non-bypassable, usage-based, per kilowatt-hour charges to be imposed on designated consumers of electricity.

             Illinois Power Securitization Limited Liability Company

2. Summary of Accounting Policies

     (a) General

          IPS follows the accrual method of accounting. IPS and the Trust pays operating expenses and liabilities from their own separate assets. Administrative and general expenses incurred by IP on behalf of IPS or the Trust will be reimbursed by IPS or the Trust in accordance with the Administration Agreement approved by the ICC.

     (b) Cash and Cash Equivalents

          Cash and cash equivalents (stated at cost, which approximates  market)
          include  working  funds  and  short-term   investments  with  original
          maturities of three months.

     (c) Restricted Funds

          Certain proceeds derived from the sale of the Notes will be retained for the benefit of the Trust in a Capital Subaccount. Any interest earned on said accounts will also be retained. IPS will have the residual interest in the Trust.

     (d) Receivable from IP for Intangible Transition Property

          The Trust transferred the proceeds from the sale of the Notes to IP. IP transfers all IFC's collected to the Trust to pay principal and interest on the Notes. The receivable will be reduced based on receipt of IFC's from IP.

     (e) Receivable from IP for Instrument Funding Charges

          IP collects the IFC charges from customers and submits the charges to the Trust. The receivable represents amounts to be submitted from IP for payment of the Note principal, interest, required overcollateralization, and servicing fees and expenses.

     (f) Income Taxes

          As a limited liability company, the member intends for IPS to be treated as a partnership for tax purposes. Income and losses are passed through to the member and, accordingly, there is no provision for income taxes.

             Illinois Power Securitization Limited Liability Company

     (g) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (h) Unamortized Issuance Expense in Connection with the Notes

          The unamortized issuance expense in connection with the Notes will be amortized over the life of the Notes.

3. Quasi-Reorganization

In December 1998, IP's Board of Directors voted to exit Clinton Power Station (Clinton) operation, resulting in an impairment of Clinton-related assets and accrual of exit-related costs. Concurrent with the decision to exit Clinton, IP's Board of Directors also voted to effect a quasi-reorganization, in which IP's consolidated accumulated deficit in retained earnings was eliminated. A quasi-reorganization is an accounting procedure whereby a company adjusts its accounts to obtain a "fresh start." In a quasi-reorganization, a company restates its assets and liabilities to their fair value, adopts accounting pronouncements issued but not yet adopted, and eliminates any remaining deficit in retained earnings by a transfer from other paid-in capital.

Due to the quasi-reorganization, the long-term debt liability was adjusted to reflect fair value. This required a write-down to the book value of the liability of approximately $3.6 million. This write-down resulted in a direct increase to retained earnings of the Trust.

4. Long Term Debt

In December 1998, the Trust issued $864 million of notes to outside investors. The Trust used the proceeds from the Notes to purchase the Transition Property from IPS. The Notes are secured solely by the Transition Property. Scheduled maturities and interest rates for the Notes at December 31, 1998 are:

             Illinois Power Securitization Limited Liability Company

             Scheduled
             Maturity                      Interest            Amount
Class        Date                          Rate             (in thousands)
--------------------------------------------------------------------------------
A-1          June 2000                      5.39%              $110,000
A-2          June 2001                      5.26%               100,000
A-3          June 2002                      5.31%                80,000
A-4          June 2003                      5.34%                85,000
A-5          June 2005                      5.38%               175,000
A-6          June 2007                      5.54%               175,000
A-7          June 2008                      5.65%               139,000

                                                               $864,000
Less:             Current Maturities                            (86,400)
                  Unamortized discount                              (83)
                  Write-down due to quasi-reorganization         (3,633)
                                                               ---------
Long-term debt                                                 $773,884
                                                                =======

The estimated fair value of the Notes was approximately $858.6 million at December 31, 1998. The difference between the estimated fair value, and the value after the write-down is an adjustment to long-term debt to reflect the change in fair value that relates to the generation portion of the business. The estimated fair value of the Notes was based on quoted market prices.

The source of repayment will be an IFC charge that has been authorized by the ICC. This non-bypassable charge will be collected from Illinois Power Company's residential, commercial, and industrial customers by IP, as Servicer. Collections of the IFCs are deposited on a daily basis with the Trust in an account maintained by a trustee of the Trust. Each quarter such monies are used to make principal and interest payments on the Notes. The debt service agreement includes a reserve amount that is retained for the purpose of paying principal and interest in the event that IFC collections are insufficient. The debt service agreement also includes an overcollaterazation account that will be used for the purpose of retaining IFCs collected in excess of currently scheduled principal and interest payments. Any amounts not required for debt service will be returned to IP.

5. Significant Agreements and Related Party Transactions

Notwithstanding the non-recourse nature of the transactions, IP (individually, as Servicer or otherwise) will be required under the transaction documents (i) to make certain representations and warranties with respect to, among other things, the validity of IPS' and its assignees' title to the intangible transition property and (ii) to observe certain

             Illinois Power Securitization Limited Liability Company

                    NOTES TO FINANCIAL STATEMENTS (Concluded)


covenants for the benefit of IPS and its assignees. IP will also be required to indemnify IPS and its assignees against any breaches of such representations, warranties and covenants and to protect such parties against certain other losses, which result from actions or inactions of IP.

IP will act as the initial servicer (in such capacity, together with any successor-in-interest, the "Servicer") for IPS under the transaction documents. IPS' rights under the Servicing Agreement will be assigned to the Trust. The transaction documents will contain provisions allowing the Servicer to be replaced under limited circumstances. The Servicer will be paid a servicing fee in consideration for billing and collecting the IFCs on behalf of the Trust, calculating the reconciliation and true-up adjustments and performing related services. Such servicing fees shall be paid to the Servicer from the IFC collections.